Form 10-K
period 2005-12-31
Aames Mortgage Investment Trust 2005-2
filed 2006-03-29
CIK 1329096

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended:   December 31, 2005
                                      -----------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------

                     Commission file number: 333-118926-25
                                             -------------


                    Aames Mortgage Investment Trust 2005-2,
                     Mortgage-Backed Notes, Series 2005-2
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

              Delaware                                  95-4596514
-------------------------------             -----------------------------------
(State or other jurisdiction of             I.R.S. Employer Identification No.)
incorporation or organization)

c/o      CWABS, Inc.
         4500 Park Granada
         Calabasas, California                              91302
----------------------------------------          -------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (818) 225-3000
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ] Accelerated filer [   ]  Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                     * * *


         This Annual Report on Form 10-K (the "Report") is filed with respect to the Aames Mortgage Investment Trust 2005-2, (the "Trust"), a statutory trust formed under the laws of the State of Delaware pursuant to the amended and restated trust agreement dated May 31, 2005 (the "Trust Agreement") among CWABS, Inc., as depositor (the "Company"), Wilmington Trust Company, as owner trustee (the "Owner Trustee") and Wells Fargo Bank, N.A., as trust administrator (the "Trust Administrator"), for the issuance of Mortgage-Backed Notes, Series 2005-2 (the "Notes"), issued pursuant to an Indenture, dated as of May 1, 2005 (the "Indenture") among the Trust, the Trust Administrator and Deutsche Bank National Trust Company, as indenture trustee (the "Trustee").
The assets of the Trust are comprised of assets sold to the Trust pursuant to a mortgage loan purchase and assignment agreement, dated as of May 1, 2005
(the "Mortgage Loan Purchase and Assignment Agreement") between Aames Investment Corporation, as the seller (the "Seller") and the Company, as purchaser and a transfer and servicing agreement, dated as of May 1, 2005 (the "Transfer and Servicing Agreement") among the Trust, the Company, the Trust Administrator, as trust administrator and master servicer (the "Master Servicer"), Aames Capital Corporation, as servicer (the "Servicer"), the Seller and the Trustee, as indenture trustee. Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted by the Commission to other companies in similar circumstances, in particular, the relief granted in CWMBS, Inc. (February 3, 1994) (collectively, the "Relief Letters").

                                    PART I


Item 1.           Business.

                  Not applicable.  See the Relief Letters.

Item 1A.          Risk Factors.

                  Not applicable.

Item 1B.          Unresolved Staff Comments.

                  None.

Item 2.           Properties.

                  Not applicable.  See the Relief Letters.

Item 3.           Legal Proceedings.

                  There were no material pending legal proceedings relating to the Trust to which any of the Trust, the Trustee, the Owner Trustee, the Securities Administrator, the Master Servicer, the Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report other than ordinary routine litigation incidental to the duties of the Trust, the Trustee, the Owner Trustee, the Securities Administrator, the Master Servicer, the Servicer or the Company, nor is the Company aware of any such proceedings contemplated by governmental authorities.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  No matter was submitted to a vote of Noteholders, and no Noteholder consent was solicited during the fiscal year covered by this Report.

                                    PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

                  (a)    Item 201 of Regulation S-K:

                      i. Market Information. There is no established public
                         trading market for the Notes.

                     ii. Holders. As of December 31, 2005 there were less
                         than 300 holders of record of the Notes.
                                                           -----

                    iii. Dividends. Not applicable. See the Relief
                         Letters. (Information as to distributions to Noteholders is provided in the Registrant's monthly filings on Form 8-K.)

                     iv. Securities Authorized for Issuance Under Equity
                         Compensation Plans. Not applicable.

                         Item 701 of Regulation S-K. Not applicable.

                  (b) Rule 463 of the Securities Act of 1933. Not applicable.

                  (c) Item 703 of Regulation S-K. Not applicable as the Registrant has no class of equity securities registered pursuant to section 12 of the Securities Exchange Act of 1934.

Item 6.           Selected Financial Data.

                  Not applicable.  See the Relief Letters.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                  Not applicable.  See the Relief Letters.

Item 7A           Quantitative and Qualitative Disclosures about Market Risk.

                  Not applicable.

Item 8.           Financial Statements and Supplementary Data.

                  Not applicable.  See the Relief Letters.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                  None.

Item 9A.          Controls and Procedures.

                  Not applicable.


Item 9B.          Other Information.

                  None.

                                   PART III


Item 10.          Directors and Executive Officers of the Registrant.

                  Not applicable.  See the Relief Letters.

Item 11.          Executive Compensation.

                  Not applicable.  See the Relief Letters.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.

                  Information required by Item 201(d) of Regulation S-K: Not applicable.

                  Information required by Item 403 of Regulation S-K:

                  (a) Not applicable. See the Relief Letters.

                  (b) Not applicable. See the Relief Letters.

                  (c) Not applicable. See the Relief Letters.

Item 13.          Certain Relationships and Related Transactions.

                  Not applicable.  See the Relief Letters.

Item 14.          Principal Accounting Fees and Services.

                  Not applicable.

                                    PART IV

Item 15.          Exhibits and Financial Statement Schedules.

                  (a)     (1) Pursuant to the Transfer and Servicing Agreement,
                              the Master Servicer is required (i) to deliver an annual statement as to compliance with the provisions of the Transfer and Servicing Agreement and certain other matters (the "Annual Statement of the Master Servicer") and (ii) to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Transfer and Servicing Agreement (the "Annual Report of the Firm of Accountants"). The Annual Statement of the Master Servicer is attached as Exhibit 99.1 to this Report. The Annual Report of the Firm of Accountants is attached as Exhibit 99.2 to this Report. See Relief Letters.

                           (2) Not applicable.

                           (3) The required exhibits are as follows:

                               o    Exhibit 3(i): Copy of Company's
                                    Certificate of Incorporation (Filed
                                    as an Exhibit to Registration
                                    Statement on Form S-3 (File No.
                                    33-11095)).

                               o    Exhibit 3(ii): Copy of Company's
                                    By-laws (Filed as an Exhibit to
                                    Registration Statement on Form S-3
                                    (File No. 33-11095)).

                               o    Exhibit 4(i): Transfer and Servicing
                                    Agreement (Filed as part of the
                                    Registrant's Current Report on Form
                                    8-K filed on June 15, 2006).

                               o    Exhibit 4(ii): Mortgage Loan Purchase
                                    and Assignment Agreement (Filed as
                                    part of the Registrant's Current
                                    Report on Form 8-K filed on June 15,
                                    2006).

                               o    Exhibit 4(iii): Indenture (Filed as
                                    part of the Registrant's Current
                                    Report on Form 8-K filed on June 15,
                                    2006).

                               o    Exhibit 31:  Rule 15d-14(a) Certification.

                               o    Exhibit 99.1:  Annual Statement of the
                                    Master Servicer.

                               o    Exhibit 99.2: Report on Management's
                                    Assertion on Compliance with the Minimum
                                    Servicing Standards Set Forth in the
                                    Uniform Single Attestation Program for
                                    Mortgage Bankers.

                               o    Exhibit 99.3:  Annual Statement of the
                                    Servicer.

                               o    Exhibit 99.5: Trust Agreement (Filed
                                    as part of the Registrant's Current
                                    Report on Form 8-K filed on June 15,
                                    2006).

                  (b) See subparagraph (a)(3) above.

                  (c) Not applicable. See the Relief Letters.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CWABS, INC.
                                        AAMES MORTGAGE INVESTMENT TRUST 2005-2,
                                        MORTGAGE-BACKED NOTES.

                                        By:   CWABS, Inc.,
                                              as Depositor*

                                        By:   /s/ David A. Spector
                                              ---------------------
                                              Name: David A. Spector
                                              Title: Vice President



                                        Date: March 29, 2006




_________________

* This Report is being filed by the Depositor on behalf of the Trust. The Trust does not have any officers or directors.

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No such annual report, proxy statement, form of proxy or other soliciting material has been, or will be, sent to Noteholders. See the Relief Letters.

                                 EXHIBIT INDEX



Exhibit            Document

3(i) Company's Certificate of Incorporation (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-11095))*

3(ii) Company's By-laws (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-11095))*

4(i) Transfer and Servicing Agreement (Filed as part of the Company's Current Report on Form 8-K filed on June 15,
                  2006)*

4(ii) Mortgage Loan Purchase and Assignment Agreement (Filed as part of the Registrant's Current Report on Form 8-K filed on June 15, 2006).

4(iii) Indenture (Filed as part of the Company's Current Report on Form 8-K filed on June 15, 2006)*

31                Rule 15d-14(a) Certification

99.1              Annual Statement of the Master Servicer

99.2 Report on Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers.

99.3              Annual Statement of the Servicer

99.5              Trust Agreement (Filed as part of the Company's
                  Current Report on Form 8-K filed on June 15, 2006)*












_____________

*        Incorporated herein by reference.